Form 10QSB
period 2007-01-31
Enterra Systems Inc.
filed 2007-04-23
CIK 1344677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-131869

ENTERRA SYSTEMS INC.
(Exact name of small business issuer as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300-1000 West 14th Street, North Vancouver,
British Columbia, Canada V7P 3P3
(Address of principal executive offices)

(604) 990-1255
(Issuer’s telephone number)

________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

15,976,514 common shares issued and outstanding as of April 17, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENTERRA SYSTEMS INC.

FINANCIAL STATEMENTS

January 31, 2007 (unaudited)
(in U.S. dollars)

F1

ENTERRA SYSTEMS INC.

BALANCE SHEETS

(in U.S. dollars)

	(unaudited)	(audited)
	January 31,	October 31,
	2007	2006
	$	$

ASSETS

CURRENT ASSETS
Cash	111,136	376,685
Accounts receivable	99,483	134,667
Prepaid expenses	9,828	2,726
	220,447	514,078

PROPERTY AND EQUIPMENT (Note 3)	78,601	71,087

Total assets	299,048	585,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	182,466	173,995
Advances due to related party (Note 6)	274,327	286,242
Deferred revenue	28,028	32,231
Current portion of long-term debt (Note 4)	37,630	27,615
	522,451	520,083

Interest payable on long-term debt	81,030	58,811
Long-term debt (Note 4)	1,462,271	1,344,929
	2,065,752	1,923,823

COMMITMENTS (Notes 4 and 8)

STOCKHOLDERS’ DEFICIT (Note 5)
Authorized
No maximum Common shares, without par value
100,000,000 Class A Preferred shares, without par value
Issued and outstanding:
15,976,514 Common shares (2006 – 15,976,514)	953,973	953,973
Additional paid-in capital – finance fees	1,607,706	1,538,333
Accumulated other comprehensive loss	(167,255)	(173,133)
Accumulated deficit	(4,161,128)	(3,657,831)
	(1,766,704)	(1,338,658)

Total liabilities and stockholders’ deficit	299,048	585,165

The accompanying notes are an integral part of these financial statements.

F2

ENTERRA SYSTEMS INC.

STATEMENTS OF OPERATIONS

(in U.S. dollars)

	(unaudited)	(unaudited)
	Three months	Three months
	ended	ended
	January 31,	January 31,
	2007	2006
	$	$

Revenues
Software license fees	10,043	-
Service	19,923	19,205
Hardware	2,667	1,301
	32,633	20,506
Cost of revenues	9,572	-

Net revenues	23,061	20,506

Operating Expenses:
Bank charges and interest	3,520	1,577
Depreciation	7,247	2,017
Bad debt	-	3,472
Finance fees	85,002	17,199
Office and general	56,636	26,330
Professional fees	82,591	515
Research and development costs	226,665	121,493
Sub-contracts	-	39
Wages and benefits	64,697	76,526

	526,358	249,168

Net loss	(503,297)	(228,662)

Basic and diluted net loss per share	(0.03)	(0.01)

Weighted average number of common shares
outstanding	15,976,514	15,970,131

The accompanying notes are an integral part of these financial statements.

F3

ENTERRA SYSTEMS INC.

STATEMENTS OF CASH FLOWS

(in U.S. dollars)

	(unaudited)	(unaudited)
	Three months	Three months
	ended	ended
	January 31,	January 31,
	2007	2006
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(503,297)	(228,662)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	7,247	2,017
Non-cash interest and finance fees	154,323	17,199
Stock based compensation	5,312	-
Shares issued in lieu of wages and bonus	-	8,884
Changes in working capital assets and liabilities:
Accounts receivable	(35,184)	32,527
Prepaid expenses	(7,102)	120
Accounts payable and accrued liabilities	8,472	10,354
Advances due to related party	(11,915)	25,248
Deferred revenue	(4,203)	(6,688)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(386,347)	(139,001)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property and equipment	(14,761)	(9,634)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(14,761)	(9,634)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	129,681	380,393
Repayment of long-term debt	-	(90,776)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	129,681	289,617

EFFECT OF EXCHANGE RATE CHANGES	5,878	(11,028)

NET INCREASE IN CASH	(265,549)	129,954

CASH, BEGINNING OF YEAR	376,685	174,940

CASH, END OF YEAR	111,136	304,894

Supplemental information and non-cash financing activities (Note 7).

The accompanying notes are an integral part of these financial statements.

F4

ENTERRA SYSTEMS INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the period October 31, 2005 to January 31, 2007

(in U.S. dollars)

				Accumulated
				Other	Additional
	Common stock		Accumulated	Comprehensive	Paid-in
	Shares	Amount	Deficit	Income (Loss)	Capital	Total
		$	$	$	$	$
Balance, October 31, 2005	15,965,000	945,099	(2,455,812)	(184,131)	864,984	(829,860)
Stock based compensation	-		-	-	11,135	11,135
Common shares issued for wages	11,514	8,874	-	-	-	8,874
Additional paid in capital – Finance costs	-	-	-	-	662,214	662,214
Foreign currency translation adjustment	-	-	-	10,998	-	10,998
Net Loss	-	-	(1,202,019)	-	-	(1,202,019)

Balance, October 31, 2006	15,976,514	953,973	(3,657,831)	(173,133)	1,538,333	(1,338,658)
Stock based compensation	-	-	-	-	5,312	5,312
Common shares issued for wages	-	-	-	-	-
Additional paid in capital – finance fees	-	-	-	-	64,061	64,060
Foreign currency translation adjustment	-	-	-	5,878	-	5,878
Net loss	-	-	(503,297)	-	-	(503,297)

Balance, January 31, 2007	15,976,514	953,973	(4,161,128)	(167,112)	1,607,706	(1,766,561)

The accompanying notes are an integral part of these financial statements.

F5

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

1.	NATURE OF CONTINUED OPERATIONS AND BASIS OF PRESENTATION

Enterra Systems Inc. was incorporated on August 10, 1999 in the Province of British Columbia, Canada. The Company specializes in the design, development, sale, installation and service of Workforce Management Software.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and are presented in U.S. dollars unless otherwise stated.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended October 31, 2006. The results of operations for the three months ended January 31, 2007, are not indicative of the results that may be expected for the year ended October 31, 2007. The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Going Concern

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at January 31, 2007, the Company, had a working capital deficiency of $302,004 (October 31, 2006 - $6,005), and an accumulated deficit of $4,161,128 (October 31, 2006 - $3,657,831). The Company has incurred significant losses in the development and operation of its business and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan is to attempt to raise additional capital through increased debt and equity offerings until such time as the Company is able to generate sufficient operation revenue. Continued operation of the Company is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. Management believes that it will be able to raise additional capital as needed to fund ongoing operation and to ensure the Company will continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives at the following rates and methods:

Computer equipment	30% and 45% declining balance method
Computer software	100% declining balance method
Furniture and fixtures	20% declining balance method
Leasehold improvements	5 years straight-line method

In the year of acquisition, property and equipment are depreciated at one-half their normal rate.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and long-term debt. The fair value of these financial instruments approximate their carrying value due to the short-term maturities of these instruments, unless otherwise noted. (Refer to Note 4). The fair value of advances due to related party is not determinable as they have no set repayment terms.

F6

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, the Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment.

A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, the reported amounts of stock based compensation expense, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the estimates and assumptions made.

Revenue Recognition

The Company derives its revenue primarily from license and service fees. The Company licenses software under non-cancellable license agreements and provides services, including implementation, consulting, training, hosting and post-contract customer support (“PCS”) to its customers. In certain cases, the Company also provides customers with hardware related to its software offerings. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery and acceptance have occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred.

Implementation, consulting and training revenues are recognized when delivered to the customer, based on the prices charged when these services are sold separately to customers. Amounts that have been prepaid but do not meet the criteria as revenue under the Company’s revenue recognition policy are reflected as deferred revenue.

Subscription revenues are recognized monthly as hosting services are provided to the customer, based upon contractually-stated renewal prices provided to customers.

PCS revenues are deferred and recognized rateably over the term of the support contract, which is generally one year in length, based on contractually-stated renewal prices provided to customers.

Hardware revenues are recognized as hardware is delivered to the customer, once the risks and rewards of ownership have passed to the customer, based on the prices charged when hardware is sold separately to customers.

Product revenue includes the sale of software licenses for the web-based workforce management software and hardware. Service revenue includes training, maintenance fees and fees for customer software support. The comparative revenues and cost of revenues have been reclassified to conform with the current year presentation.

F7

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers pursuant to SFAS No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. To date, the Company's products have been released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility have not been significant, and to date all software development costs have been expensed.

Concentration of Credit Risk

Credit risk arises from the potential that a counterpart will fail to perform its obligations. The Company is exposed to credit risk related to its accounts receivable. The Company’s receivables are comprised of a number of debtors which minimizes the concentration of credit risk. The Company performs ongoing evaluations of its customers. An allowance for doubtful accounts has not been provided as the Company considers all accounts receivable to be fully collectible.

Interest Rate Risk

Interest rate risk arises on the various rates at which the Company has obtained certain long-term debt. However, the Company expects to repay these obligations in full either at maturity or at terms set out in the specific agreements. Consequently, management believes that risk related to fluctuations on the bank prime is minimal.

Foreign Currency Translation

The functional currency of the Company is the Canadian dollar. The Company’s financial statements are translated to United States dollars in accordance with SFAS No. 52, Foreign Currency Translation, using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation losses are recorded in accumulated other comprehensive loss as a component of stockholders’ deficit. Foreign currency transaction gains and losses are included in current operations.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company’s accumulated other comprehensive loss reflects the effect of foreign currency translation adjustments on the translation of the financial statements from the functional currency of Canadian dollars into the reporting currency of U.S. dollars.

F8

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation

On November 1, 2005, the Company early adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock- based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on November 1, 2005 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to November 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Prior to the adoption of SFAS 123R, the Company followed the provisions of the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25, which provides guidance as to certain applications of APB No. 25.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Earnings (loss) per Common Share

Basic loss per share is based on the weighted average number of shares outstanding during each period and income available to common shareholders. The weighted average shares for computing basic loss per share were 15,976,514 for the year ended January 31, 2007 and 15,974,905 for the year ended October 31,2006. Diluted loss per share would reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, however, potentially issuable common stock was not included in the calculation as their inclusion would be anti-dilutive.

F9

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Earnings (loss) per common share (continued)

Securities that were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the periods presented include the following amounts for the following respective periods:

	(unaudited)
Description	January 31,	October 31,
	2007	2006

Stock options	110,024	110,024
Common shares issuable on conversion of debt	1,991,946	1,991,946
Warrants issuable on conversion of debt	1,991,946	1,991,946

	4,093,916	4,093,916

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

F10

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

3.	PROPERTY AND EQUIPMENT

	(unaudited)
	January 31,	October 31,
	2007	2006
	$	$

Computer equipment	88,850	84,260
Computer software	15,940	14,321
Furniture and fixtures	16,139	14,507
Leasehold improvements	32,210	25,287
	153,137	138,375

Less: accumulated depreciation	(74,535)	(67,288)

Net book value	78,602	71,087

F11

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

4.	LONG-TERM DEBT

	(unaudited)
	January 31,	October 31,
	2007	2006
	$	$

(a) CMMG Finance Inc.	2,318,633	2,188,952
Less: unamortized discount	(1,046,144)	(1,035,940)
	1,272,489	1,153,012

(b) National Research Council Canada (“NRC”) – Industrial
Research Assistance Program (“IRAP”)	345,618	345,618
Less: unamortized discount	(118,206)	(126,086)
	227,412	219,532

	1,499,901	1,372,544
Less: Current portion of long-term debt	(37,630)	(27,615)
	1,462,271	1,344,929

(a)	CMMG Finance Inc. (“CMMG”)

Between the period October 23, 2002 and November 29, 2005 the Company entered into several agreements with CMMG and its sole owner, Pasquale Cusano (“PC”), as follows:

(i) Pursuant to a Term Sheet dated October 23, 2002, the Company obtained an unsecured, non-interest bearing convertible credit facility from PC the terms of which provided for advances to the Company totaling $432,270 (CAD $500,000), to be advanced to the Company at the rate of $43,227 (CAD $50,000) per month between December 13, 2002 and September 15, 2003. The funds advanced under this facility were due as follows:

(a) By conversion into Class A Series 3 Preferred shares of the Company at a conversion price of C$0.78 (CAD $0.90) per share if the Company did not close a proposed merger with a publicly listed company (the “Business Combination”) by October 15, 2003;

(b) On April 15, 2004, if the Business Combination closed and PC was successful in obtaining total financing for the Company of $3,025,890 (CAD $3,500,000), net of a finance fee of $64,840 (CAD $75,000) (the “Financing”); or

(c) Within 30 days of April 15, 2004 if the Business Combination closes and the Financing has not resulted in a total net proceeds to the Company of $3,025,890 (CAD $3,500,000) by April 15, 2004.

The Company was advanced $432,270 (CAD $500,000) under this credit facility.

(ii) On October 24, 2003 the Company obtained a further unsecured, non-interest bearing credit facility from CMMG of $216,135 (CAD $250,000) to be advanced to the Company at the rate of $43,227 (CAD $50,000) per month between November 15, 2003 and March 15, 2004.

The Company was advanced $216,135 (CAD $250,000) under this credit facility.

(iii) In March 2004 the Company obtained a third unsecured, non-interest bearing credit facility with CMMG of $172,908 (CAD $200,000) to be advanced to the Company at the rate of $43,227 (CAD $50,000) per month between April 15, 2004 and July 15, 2004.

The Company was advanced $172,908 (CAD $200,000) under this credit facility.

F12

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

4.	LONG-TERM DEBT, continued

(iv) Through a series of agreements dated August 12, 2005, October 20, 2005, November 29, 2005 and December 8, 2005, the Company entered into a credit facility agreement with CMMG in the amount of $2,680,074 (CAD $3,100,000), as follows: All amounts of money which were originally advanced in Canadian dollars will be converted to US dollars at an exchange rate of 0.86454.

(a)	All prior amounts loaned by CMMG to the Company form part of this credit facility;

(b)	In contemplation of the agreement, CMMG advanced the Company $30,259 (CAD $35,000) on November 15, 2005;

(c)	Amounts due to an unrelated party totaling $302,589 (CAD $350,000) are assumed by CMMG and form part of this credit facility.

(d)

Upon the Company providing 20 days notice, CMMG must provide up to $129,681 (CAD $150,000) to the Company once every calendar month up to the total amount available under the terms of the facility. As at January 31, 2007 the Company was advanced a further $1,315,787 (CAD $1,521,951);

(e)

All amounts borrowed under this facility are unsecured, bear interest at the rate of 3.95% per annum and are convertible at the option of CMMG into units (the “Conversion Unit”) at $0.91 (CAD $1.05) per unit at any time and from time to time, until payment in full at the maturity date of November 29, 2010. Each Conversion Unit is comprised of one common share and one common share purchase warrant. Each common share purchase warrant will entitle CMMG to purchase one share of common stock at$1.15 (CAD $1.33) each for one year from the date of issuance, with an option to extend the exercise period to two years;

(f)

In addition to the interest and the outstanding amount, the Company shall pay a finance fee to CMMG, calculated and payable as follows until the Company has paid an amount equal to 150% of the total amount borrowed by the Company:

i)

from the closing date, November 29, 2005 up to and including the maturity date November 29, 2010, the finance fee shall be calculated and payable annually at a rate of 3.5% on all the Company’s Net Revenues. “Net Revenues” means the net invoiced dollar amount of sales of the Company’s products sold by the Company and excluding returns, discounts, value added or sales taxes or other similar taxes, freight and insurance.

ii)	following the maturity date of November 29, 2010, the finance fee shall be calculated and payable annually at a rate of 2% on the Company’s Net Revenue until the obligation is paid in full.

(g)	No payments of principal or interest are due and payable under the credit facility until the maturity date of November 29, 2010;

(h)

At any time, at the sole discretion of the Company, the Company may pay, in one lump sum, 60% of the balance owing on the finance fee to CMMG and the payment of the amount will completely and immediately terminate the obligation on the Company to pay the finance fee; and

(i)

In the event that the lump sum payment constitutes a criminal rate of interest in any jurisdiction, the lump sum payment will be reduced to 1% below the criminal rate of interest applicable to the jurisdiction.

(j)	If Enterra never generates future revenues, then it will have no legal obligation to pay the 150% finance fee.

F13

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

4.	LONG-TERM DEBT, continued

Subsequent to January 31, 2007, the Company received an additional $30,259 (CAD $35,000).

In accordance with SFAS 133, management has determined that (a) any common stock acquired on the conversion of the debt is not readily convertible to cash; and (b) any potential repayment of CMMG’s debt by the Company is based solely on the Company’s ability to generate revenues in the future. As a result, management has determined that bifurcation of the instrument is unnecessary.

Management has also considered whether the convertibility feature of the instrument should be separately valued and recorded as additional paid in capital, in accordance with EITF 98-5 and EITF 00-27. Because of the unique features of the instrument, and the fact that there is no current trading market for the Company’s shares, management has determined that there is no intrinsic value embedded and further there is no reasonable basis for determining the relative fair value of the conversion feature. Accordingly, no value has been recorded for the convertibility feature.

The terms of the debt provide for an interest charge of 3.95% per annum which is being accrued. The debt also carries an additional fee of up to 150% of the face value of the debt, which is to be accrued on the basis of 3.5% of future net revenues.

If the Company draws down the entire amount available under the credit facility, then the finance fee will total a maximum of $4,020,111 (CAD $4,650,000), or, in the event of a lump sum payment, the amount payable would be $1,581,244 (CAD $1,829,000). The Company currently has no intention of electing on the lump sum payment option. As of October 31, 2006, the Company has accrued $15,336 (CAD $17,739) as finance fees payable. To date the Company has not accrued any additional potential finance fee obligation because (1) it is only payable out of future revenues which are uncertain and unpredictable at the current state of operations; and (2) the actual finance fee, which will ultimately be payable ranges from 59% to 150% of loan proceeds received. Since both the amount and timing of payment of the finance fee are dependent on future events which cannot be reasonably determined or measured, management has concluded that it is not possible to estimate the fair value of the potential finance fees. Accordingly, the Company is and will continue to accrue this obligation as revenues are generated in accordance with the contractual terms of the debt instrument.

In accordance with APB 21, management has determined the net present value of the debt based upon an imputed interest rate of 18.99%, which represents the Company’s estimated incremental borrowing rate for a similar instrument, and the maturity date of the debt, being full repayment on November 29, 2010. The discount has been recorded as an addition to additional paid in capital and a reduction of the debt. The Company will record the debt discount as financing expense over management’s best estimate of the term of the debt, being full repayment on November 29, 2010, while at the same time accreting the debt back to its original face value of $2,188,952 (CAD $2,531,927). As of January 31, 2007 the Company has accrued and expensed $349,508 (CAD $404,271) (October 31, 2006 – $356,536 (CAD $412,400)) in accretion on the debt.

(b)	NRC – IRAP

The NRC has advanced $345,618 (CAD $420,000) for costs incurred in the pre-commercialization development of the Company’s Workforce Management Software.

The Company must repay to the NRC 4% of the Company’s gross revenues on a quarterly basis for the quarter preceding the repayment. The first repayment commences July 1, 2007 and continues until April 30, 2012 or until 150% of the loan proceeds have been repaid, whichever occurs earlier. If by April 30, 2012, the total amount repaid and owed to NRC on the project is less than 100% of the NRC contribution to the Company, the Company will continue to make repayments to NRC under the same terms until the earlier of the full repayment (100%) of the NRC contribution or ten years after the start of the repayment period.

F14

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

4.	LONG-TERM DEBT, continued

The requirement to repay NRC 4% of the Company’s gross revenues in the future, to a maximum of 150% of loan proceeds, or $518,427 (CDN $630,000), includes a 50% premium of $172,809 (CDN $210,000) (“NRC Finance Fee”) agreed to by the Company at the date of issuance of the NRC debt. In accordance with APB 21, management has determined the net present value of the debt based upon an imputed interest rate of 18.99%, which represents the Company’s estimated incremental borrowing rate for a similar instrument, and management’s best estimate of the term of the debt, being full repayment by October 31, 2010. The debt discount has been recorded as an addition to additional paid in capital and a reduction of the debt. The Company will record the debt discount as a financing expense on a straight line basis over the period to October 31, 2010, while at the same time accreting the debt back to its original face value of $345,618 (CDN $420,000). The NRC Finance Fee will be expensed as incurred. Both principal and finance fees will be accrued quarterly and will be calculated as 4% of gross revenues earned in the preceding quarter. The finance fee portion of the liability, which will be expensed in the quarter in which revenues occur, will be calculated on a pro-rata basis. As of January 31, 2007 the Company has accrued and expensed $77,355 (CDN $94,003) (October 31, 2006 – $69,475 (CDN $84,427) in accretion on the debt.

Estimated principal repayments of all long term debt are as follows for the years ending October 31:

2007	43,737
2008	80,778
2009	129,419
2010	91,684
Thereafter	2,318,633
2,664,251
Less: unamortized
discount	(1,164,349)
1,499,902
Current Portion	(37,630)
$1,462,272

5.	STOCKHOLDERS’ DEFICIT

On November 15, 2005, the Company replaced its memorandum with a notice of articles as required by the Business Corporations Act (British Columbia). On October 25, 2005, the Company changed its authorized capital to:

No maximum Common shares, without par value

100,000,000 Class A Preferred shares, without par value

F15

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

During the period ended January 31, 2007, no common shares were issued in lieu of wages and bonus.

F16

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

5.	STOCKHOLDERS’ DEFICIT continued

Stock Option Plan:
As of April 11, 2000, the Company adopted a Stock Option Plan, the terms of which provide that the maximum number of Common shares that are reserved for issuance under this Stock Option Plan is 1,000,000 Common shares. Options are granted at the market price and vest according to privileges set at the time the option is granted, and must expire no later than five years from the date of the grant.

A summary of the Company’s stock options is as follows:

(a) Outstanding

		Weighted average	Weighted average
	Number of options	exercise price	Remaining Contractual
	Outstanding	per share	Life in Years
		$
Outstanding at October 31, 2005	245,024	0.90	1.63
Options Granted	-	-	-
Options Cancelled	(30,000)	-	-
Options Expired	(105,000)	-	-
Outstanding at October 31, 2006	110,024	0.90	1.16
Options Granted	-	-	-
Options Cancelled	-	-	-
Options Expired	-	-	-
Outstanding at January 31, 2007	110,024	0.90	0.90

(b) Exercisable

		Weighted average	Weighted average
	Number of Options	exercise price	Remaining Contractual
	Exercisable	per share	Life in Years
		$
Balance at October 31, 2005	160,008	0.90	1.44
Options Expired	(105,000)	-	-
Options Cancelled	(22,500)	-	-
Options Vested	50,008	-	-
Balance at October 31, 2006	82,516	0.90	1.16
Options Expired	-	-	-
Options Cancelled	-	-	-
Options Vested	25,008	-	-
Outstanding at January 31, 2007	107,524	0.90	0.89

Stock Based Compensation:

During the period ended January 31, 2007, no stock options were granted, and during the year ended October 31, 2006 no stock options were granted. During the periods ended January 31, 2007 and October 31, 2006, the exercise price of stock options was $0.90 CDN.

F17

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

5.	STOCKHOLDERS’ DEFICIT continued

The Company uses the Black-Scholes Merton option pricing model for determination of the fair value of all stock option grants. The fair value of stock options is determined with assumptions as follows:

	January 31,	October 31,
	2007	2006

Risk-free interest rate	3.42%	3.42%
Estimated volatility	35%	35%
Expected life	3 years	3 years
Expected dividend yield	0%	0%

The following is a summary of all options outstanding as at January 31, 2007:

		Options	Options
Issue Date	Expiry Date	Outstanding	Exercisable

December 10, 2002	December 10, 2007	100,024	100,024
June 17, 2003	June 17, 2008	10,000	7,500
Balance at January 31, 2007		110,024	107,524

All employees of the Company are eligible to participate in the Stock Option plan. Vesting requirements associated with the options granted are done on an annual (employee’s anniversary) basis. The exercise price for options outstanding as of January 31, 2007 is $0.90 CDN.

Share Purchase Warrants:

There were no share purchase warrants outstanding at January 31, 2007 and October 31, 2006.

During the year ended January 31, 2007 and October 31, 2006, no share purchase warrants were granted, exercised, forfeited or expired.

F18

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

6.	RELATED PARTY TRANSACTIONS

The following summarizes expenses incurred with the director and officer of the Company:

	(unaudited)
	Three months
	ended	Year ended
	January 31,	October 31,
	2007	2006
	$	$

Vehicle	1,299	5,269
Wages and benefits	31,870	143,699
Research and development	-	-
	33,169	148,968

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

As at January 31, 2007 and October 31, 2006, amounts owing to the Company’s director and officer were $273,376 and $286,242 respectively. These amounts are unsecured, are non-interest bearing and are due on demand.

7.	SUPPLEMENTAL INFORMATION AND NON-CASH FINANCING ACTIVITIES:

Cash paid for interest and income taxes is as follows:

	January 31,	October 31,
	2007	2006
	$	$

Interest paid	-	-
Income tax	-	-

Non-cash activities are as follows:

	(unaudited)
	Three months
	ended	Year ended
	January 31,	October 31,
	2007	2006

Common shares issued in lieu of accrued wages and bonus	-	8,874

F19

ENTERRA SYSTEMS INC.
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2007

8.	COMMITMENTS

(a) Operating lease

The Company has a month-to-month lease agreement with an unrelated third party in regards to its premises. There is a 30-day notice to terminate, and the lease provides for payment of building operating costs, insurance and property taxes. The monthly payments are CAD $4,273 per month.

(b) Employment Agreement

On November 1, 1999, as amended November 1, 2002, the Company has entered into an employment agreement with its President. Under the agreement, the President will receive a monthly salary of CAD $11,000 for the performance of his obligations as President, Founder and Chief Executive Officer of the Company.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Enterra” mean Enterra Systems Inc.

Overview

We were incorporated in the Province of British Columbia, Canada on August 10, 1999, under the name "Enterra Systems Inc." We have no subsidiaries.

Our principal executive and head offices are located at 300 – 1000 West 14th Street, North Vancouver, British Columbia, Canada V7P 3P3.

We are engaged in the development and licensing of our web-based workforce management software for the management of data relating to costs, time, attendance and scheduling. We have a history of net losses and our management expects that we will continue to have net losses in the future.

Our software includes web-based software modules that comprise what we have named the “Workforce Suite.” Each module, within the Workforce Suite, simplifies a different business process: time and attendance, job costing, and labor scheduling. Our software works with Personal Computers and other internet capable devices.

We are engaged in the development and licensing of our web-based workforce management software for the management of data relating to costs, time, attendance and scheduling. Our software is web-based software called the “Workforce Suite” and includes modules called “Time and Attendance”, “Job Costing” and the “Scheduler.” Each module within the Workforce Suite, simplifies a different business process: time and attendance, job costing, and labor scheduling. Our customers can license the entire Workforce Suite or one or more of the component modules. Our software works with Personal

Computers and other internet capable devices.

Our revenue, since inception, has been generated by licenses for our software, technical training and support services for our customers and, to a lesser extent, the sale of hardware. Our revenue has not, since inception, been enough to pay for our operating costs. Our total operating expenses for the fiscal year ended October 31, 2006 were $1,486,119 and our revenue less the cost of goods sold for the same period was $284,100 and our operating expenses for the quarter ended January 31, 2007 were $526,358. On January 31, 2007, we had $111,136 in cash and a working capital deficiency of $302,004. In order to cover our shortage of revenue needed to provide adequate working capital, we have borrowed money and sold shares of our common stock. During the quarter ended January 31, 2007, we did not obtain any funds from the sale of shares of our common stock, nor did we borrow any funds.

We believe that we may be able to increase our revenues to a level that will pay for our operating costs if we increase our marketing efforts and promote our products in additional ways. We currently promote our products through information on our website, face to face promotions and word of mouth. Our advertising and promotion efforts since inception have been nominal.

We have slowly increased our revenues and number of customers over the last few years. For example, for the year ended October 31, 2004, we had 16 customers, by October 31, 2005 we had 22 customers and by October 31, 2006 we had 29 customers. As of April 16, 2007, we have 29 customers. Our revenue for the quarter ended January 31, 2007 was $32,633 compared to a revenue of $20,506 for the quarter ended January 31, 2006. This increase is primarily due to the increase in the number of customers who bought or leased our software and paid for annual support contracts, the increase in our average order size and the sale of additional licences, hardware and services to already existing customers. We believe that there may be further opportunities for our software that will be discovered through our finding partners who will promote our software to prospective customers. However, we intend to limit the number of such partners because we want to continue to monitor and control how our products are being marketed and how much we are paying for the marketing efforts.

We currently anticipate that we will generate greater revenues in the long-term as we increase our advertising and promotion activities and our software gains acceptance from more companies. However, we cannot predict whether more people will entrust their valuable data software over the internet or whether there will be any virus or other events that undermine peoples’ confidence in the internet. These factors cause some uncertainty with respect to our ability to generate increasing revenues.

Results of Operations for the quarters ended January 31, 2007 and January 31, 2006

Product Revenue and Service Revenue

Product revenue and service revenue together for the quarter ended January 31, 2007 totaled $32,633, less the cost of goods sold, for a total of $23,061. Our revenues were comprised of $10,043 for software license fees, $19,923 for service fees and $2,667 for hardware sales. Product Revenue and Service Revenue together for the quarter ended January 31, 2006 totaled $20,506 (net). Our revenues for the quarter ended January 31, 2006 were comprised of $Nil for software license fees, $19,205 for service fees and $1,301 for hardware sales. Sales from all periods were from the sale of software licenses, services and, to a lesser extent, hardware, via the internet.

Operating Expenses

Total operating expenses for the quarter ended January 31, 2007 were $526,358 and for the quarter ended January 31, 2006 they were $249,168. The increases in operating costs has been due primarily to increases in finance fees, wages and benefits, office and general, professional fees and research and development.

Net Loss

Our net loss for the quarter ended January 31, 2007 was $503,297 compared to a net loss of $228,662 for the quarter ended January 31, 2006. The increase in net loss was primarily due to increased operating expenses.

Liquidity and Capital Resources

As of January 31, 2007, we had current assets of $220,447 and a working capital deficiency of $302,004.

At January 31, 2007, we did not have any material commitments for future capital expenditures.

Long-term Debt

We owed $2,664,251 in long-term debt as of January 31, 2007. This debt was comprised of $2,318,633 under a credit facility agreement, as amended, with C.M.M.G. Finance Inc. and $345,618 from a loan from the National Research Council of Canada. C.M.M.G. Finance Inc. is wholly owned and operated by Pasquale Cusano.

On November 29, 2005, we completed the convertible credit facility with C.M.M.G. Finance Inc. in the amount of up to $2,680,074.

Under the convertible credit facility with C.M.M.G., we intend to draw up to $129,681 per calendar month until we have borrowed a total of $3,682,940. Any amounts that we draw down under the convertible credit facility and the interest thereon may be converted into units of the common stock of our Company for $0.91 per unit. Each unit will be comprised of one common share and one common share purchase warrant. Each warrant shall have an exercise price of $1.15 and be exercisable for a period of up to two years.

Capital Expenditures

We have no material commitments for capital expenditures but we do anticipate spending $60,000 to $80,000 in purchasing computer equipment within the next twelve months. This equipment will enable us to expand our services related to the storage of data and the hosting of software applications for the management of data.

Trends and Uncertainties

Our ability to generate adequate revenues in the future will depend on our ability to convince more customers of the safety, reliability and cost effectiveness of managing and maintaining the critical data of their companies through our software. We also must continue to upgrade our software offerings to ensure that they meet any changes in customer demand.

We cannot predict whether more people will entrust their valuable data software over the internet or whether their will be any virus or other events that undermine peoples’ confidence in the internet and this causes some uncertainty with respect to our ability to generate increasing revenues.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses and we have incurred operating losses since inception, which are likely to continue for the foreseeable future. We had negative cash flows during the quarter ended January 31, 2007.

On November 29, 2005, we completed a convertible credit facility to C.M.M.G. Finance Inc. in the amount of up to $2,680,074. Under the convertible credit facility with C.M.M.G., as of February 15, 2007, we owe $2,377,443, including $1,002,866 in pre-existing debt to C.M.M.G. Finance that was assumed and consolidated under the credit facility agreement, as amended, and $1,315,767 that we have drawn down under the credit facility plus $81,030 in accrued interest. We intend to draw up to $129,681 per calendar month until we have borrowed a total of $2,680,074. Management expects to require approximately $1,000,000 over the next twelve months and anticipates the need to raise additional capital to fund operations. Management expects to raise approximately $1,000,000 through the sale of equity securities and through taking out loans from existing creditors. We may also take out loans from our shareholders or third parties but we have no agreements or understandings in place for such loans at this time. Management intends that approximately $300,000 of the $1,000,000 that we will require over the next twelve months will be borrowed through our existing Credit Facility with CMMG Finance. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

We currently anticipate that we will generate greater revenues in the long-term as we increase our sales and marketing activities and our software gains acceptance from more companies.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATED TO OUR COMPANY

We have had negative cash flows from operations and if we are not able to obtain further financing our business operations may fail.

To date, we have had negative cash flows from operations and our management expects that we will continue to have negative cash flows in the future. We have depended on the issuance of our equity securities and debt financing to meet our cash requirements. Management believes that our recent financing activities and our revenue from operations will not be enough to pay for our financial needs for the next twelve months. We will require further financing, much of which management expects to obtain through the sale of additional equity securities but we also will take out further loans from existing creditors and possibly from shareholders or third parties. We will need to raise additional funds to:

-	carry out our business plan;
-	increase our marketing efforts; and,
-	respond to competitive pressures or unanticipated requirements.

We may not be able to obtain additional equity or debt financing on acceptable terms when we need it. Even if financing is available it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results, consummate desired acquisitions and compete effectively. More importantly, if we are unable to raise further financing when required, our continued operations may have to be scaled down or even ceased and our ability to generate revenues would be negatively affected.

We have a history of losses and fluctuating operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception we have incurred aggregate net losses. Our loss from operations for the quarter ended January 31, 2007 was $503,297. We also incurred a loss from operations for each of the years ended October 31, 2006, 2005, 2004, 2003 and 2002. There is no assurance that we will operate profitably in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the demand for our products and services, the level and types of competition that exists for our products and services and general economic conditions.

Although we anticipate that we will earn greater revenues in future, we expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our products gain market acceptance sufficient to generate a commercially viable and sustainable level of sales, and/or additional products are developed and commercially released and sales of such products made so that we are operating in a profitable manner. These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the auditors report to our financial statements for the fiscal years ended October 31, 2006 and 2005. There is no assurance that we will ever operate in a profitable manner.

We hold no patents on our proprietary technology and may not be able to protect our proprietary technology.

We do not have and do not intend to apply for patents on our software products. We currently rely on copyright and trade secret law as well as confidentiality and non-disclosure agreements to protect our proprietary technology and other intellectual property. Management believes that the patent application process would be time-consuming, expensive and may not be available for our software. Also, any patent protection we are able to obtain might be out of date by the time a patent is granted for a because of changes and advances we may make in our software. However, not applying for or holding patents may weaken our ability to protect our proprietary technology and other intellectual property.

We could lose our competitive advantages if we are not able to protect our proprietary technology.

Our success and ability to compete depends to a significant degree on our abilities to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. The measures we take to protect our proprietary technology and other intellectual property rights are currently based upon a combination of copyright and trade secret law and confidentiality and non-disclosure agreements. These measures may not be adequate to prevent the unauthorized use of our proprietary technology and other intellectual property rights. The breach by management, significant technical personnel or consultants of their confidentiality and non-disclosure obligations may cause us to be unable to protect our proprietary technology. If one or more of our competitors copies or otherwise gains access to our proprietary technology or develops similar software independently, we would not be able to compete as effectively. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of our resources. In addition, other persons may bring claims against us stating that we have infringed on their intellectual property rights, including claims based upon any content we may license from third parties or claims that our intellectual property rights interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend against or litigate, divert our attention and resources, result in the loss of goodwill associated with our products, services and company or require us to make changes to our websites or our software. A failure to protect our proprietary technology may have a material adverse effect on our business, financial condition and results of operations.

Our success depends in large part upon our acquiring new customers and the expansion of our marketing efforts to realize the potential of our products.

In order to become profitable, management believes that we must acquire new customers while maintaining our current customers. With our current number of customers, we have not been able to earn enough to pay for our cash requirements. The use of our software is competitively priced and increasing our prices will not likely allow us to maintain or increase our current number of customers. We must expand our marketing efforts if we hope to obtain a greater number of customers. Even if we do expand our marketing efforts, we can provide no assurance that we will ever become profitable. If we never become profitable, we will likely have to cease operations and investors could lose their entire investment.

If failure of our software creates damages, we may be liable to pay for those damages. If the amount we are liable for in damages is significant, we may be unable to continue operations and investors would lose their entire investment.

Our workforce management software operates in a very critical area of our client companies. A failure of our software could have serious consequences for our customers. We could be held liable for any damage caused by the failure of our software. If this happens, our business and reputation could suffer and we may earn lower revenue at the same time that we may be required to pay sums of money for damage caused. This would have serious and detrimental effects on our ability to continue operations. If we go out of business, investors will lose their entire investment.

Our software and the data held by our software and technology applications is vulnerable to security breaches and computer viruses.

The storage of critical, sensitive and important corporate data for our customers is risky. The type of data that is collected and stored by our software is extremely important to the functioning of most companies. Our software and the data held by our software and technology applications are vulnerable to security breaches, computer viruses and human error. If we fail to protect the data entrusted to us by our customers, then we may lose many customers and our business and reputation may suffer and we may be required to expend significant amounts of money to protect against or resolve such problems. If such problems arise, our business may fail and investors may lose all of their investment.

Our business depends on the internet functioning efficiently and the belief of our customers that they can rely on the internet. If the internet does not functioning efficiently or there is a loss of confidence in the internet, our business could fail and investors could lose their entire investment.

If the internet does not function efficiently or public perception is that it may not function efficiently, we may lose or be unable to obtain customers. If we lose or do not attract more customers, then we may never be able to achieve profitable operations and we may go out of business. If we go out of business, investors may lose their entire investment.

Our Articles contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.

Our Articles contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under the laws of British Columbia, Canada. This is intended to eliminate the personal liability of a director for monetary damages on an action brought for breach of a director’s duties to us or to our stockholders except in certain limited circumstances. In addition, our Articles contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. Our Articles provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders, directors and officers.

Because Mauro Baessato, our President and a director, lives outside of the United States, you may have no effective recourse against him for misconduct and may not be able to enforce judgment and civil liabilities against him.

Mauro Baessato, our President and a director of our company is a national and a resident of Canada, and all or a substantial portion of his assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against him, or obtain judgments against him outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

RISKS RELATED TO OUR BUSINESS

We operate in a highly competitive industry and our failure to compete effectively may adversely affect our ability to generate revenue.

The market for workforce management software is highly competitive and subject to frequent product introductions with improved price and/or performance characteristics. Even if we are able to introduce products which meet customer requirements in a timely manner, there can be no assurance that our existing and new products will gain enough market acceptance to allow us to increase our revenues. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current solutions. Competitors' products may add features, increase performance or sell at lower prices. We cannot predict whether our products will compete successfully with such new or existing competing products. Increased competition in the workforce management software industry could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on our ability to generate revenues and successfully operate our business. If we go out of business, investors will lose their entire investment.

Rapid technological changes in the software industry could render our products non-competitive or obsolete and consequently affect our ability to generate revenues, causing us to go out of business and investors to lose their entire investment.

The software industry is characterized by rapidly changing technology and evolving industry standards. We believe that our success will depend in part on our ability to develop our products or enhance our current products and to introduce our improved products promptly into the market. We can make no assurance that our technology will not become obsolete due to the introduction of alternative technologies by competitors. If we are unable to continue to develop and introduce new products to meet technological changes and changes in market demands, our business and operating results, including our ability to generate revenues, could be adversely affected. If we go out of business, investors will lose their entire investment.

RISKS RELATED TO OUR SECURITIES

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may decrease the value of your investment.

If the convertible credit facility is converted into units and the warrants are exercised, C.M.M.G. Finance Inc., the holder of the convertible credit facility may obtain up to 7,249,742 of our common shares, which is 31% of our issued and outstanding shares as of April 18, 2007. This may result in a change of control and our shareholders would be subject to further, and maybe significant, dilution.

On November 29, 2005, we completed a convertible credit facility agreement, as amended, with C.M.M.G. Finance Inc. in the amount of $2,680,074. As of January 2, 2007, we owe $2,318,633 in principal and $81,030 in accrued interest under the convertible credit facility because of debt that was consolidated and assumed in the credit facility agreement, as amended, and the amounts that we have drawn down on that credit facility. Any amounts owing under the convertible credit facility may be converted into units of the common stock of our Company. The amounts owing under the credit facility will also accrue interest of approximately $485,069 by the maturity date of the loan, if we draw down the entire amount. Each unit will be issued for $0.91 of the debt that is converted. Each unit will be comprised of one common share and one common share purchase warrant. Each warrant will have an exercise price of $1.15 and be exercisable for a period of up to two years. If we draw down the entire amount under the convertible credit facility and if C.M.M.G. converts the debt into units and exercises all of the common share purchase warrants, it could obtain up to 7,249,742 shares in the common stock of our Company, which may significantly dilute the value of our shares.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Enterra.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in Enterra will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

There is not now, and there may not ever be, an active market for our shares of common stock.

Although our common stock may be quoted on the OTC Bulletin Board, trading may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that following the share exchange and merger, a more active market for our common stock will develop. If a public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our common stock that they own and may lose all of their investment.

Trading of our stock may be restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Item 3. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, January 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 16, 2007, a majority of our shareholders passed a resolution changing the number of directors from one to two and appointed Mauro Baessato and Franco Perrotta as directors of our company.

Item 5. Other Information.

On March 16, 2007, Richard Eppich resigned as a director and president and chief executive officer of our company.

On March 16, 2007, Vincenza Eppich resigned as secretary of our company.

On March 16, 2007, Mauro Baessato was appointed president of our company.

Item 6. Exhibits.

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Certificate of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

3.2	Notice of Articles (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

3.3	Articles (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

(4)	Form of Share Certificate

4.1	Form of Common Stock Certificate (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

4.2	Form of Subscription Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

4.3	Form of Warrant (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

(10)	Material Contracts

10.1	Convertible Credit Facility Agreement, dated November 29, 2005 (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

10.2	Amendment Agreement, dated December 8, 2005 (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

10.3	Form of Product Licence (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

10.4	Form of Software Support Services Agreement (incorporated by reference from our Form SB-2 Registration Statement, filed on February 15, 2006, as amended).

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Mauro Baessato.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Mauro Baessato.

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERRA SYSTEMS INC.

Per: /s/ Mauro Baessato
Mauro Baessato
President and Director
(Principal Executive Officer, Principle Accounting Officer and Principal Financial Officer)

Date: April 23, 2007